Form 10-K
period 2004-12-31
BMW Vehicle Owner Trust 2004-A; BMW FS SECURITIES LLC
filed 2005-03-23
CIK 1291369, 1136586

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________


                                   333-103795
                                  333-103795-01
                            (Commission File Number)


                              BMW FS SECURITIES LLC
                         BMW VEHICLE OWNER TRUST 2004-A
             (Exact name of registrant as specified in its charter)


          DELAWARE
          DELAWARE                                     22-3784653
 (State or other jurisdiction of             (IRS Employer Identification No.)
        incorporation)



        300 CHESTNUT RIDGE ROAD
           WOODCLIFF LAKE, NJ                            07677
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code : (201) 307-4000


Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [] No [X]


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

            NOT APPLICABLE.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            NOT APPLICABLE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

            NOT APPLICABLE.

PART I

Item 1.  Business

         NOT APPLICABLE.

Item 2.  Properties

         NOT APPLICABLE.

Item 3.   Legal Proceedings

          NONE.

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          NOT APPLICABLE.

Item 6.   Selected Financial Data

          NOT APPLICABLE.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          NOT APPLICABLE.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          NOT APPLICABLE.

Item 8.   Financial Statements and Supplementary Data

          NOT APPLICABLE.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          NONE.

Item 9A.  Controls and Procedures

          NOT APPLICABLE.

Item 9B.  Other Information.

          NONE.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          NOT APPLICABLE.

Item 11.  Executive Compensation

          NOT APPLICABLE.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          NOT APPLICABLE.

Item 13.  Certain Relationships and Related Transactions

          NOT APPLICABLE.

Item 14.  Principal Accountant Fees and Services

          NOT APPLICABLE.

PART IV

Item 15. Exhibits, Financial Statement Schedules

         (a) The following documents are filed as part of this report:

               (1)  Financial Statements:

               NOT APPLICABLE.

               (2)  Financial Statement Schedules:

               NOT APPLICABLE.

               (3)  Exhibits:

           Exhibit 20.1 Current Reports on Form 8-K filed during period covered by this report for (i) the June 25, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on June 25, 2004, file number 333-103795), (ii) the July 26, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on July 26, 2004, file number 333-103795 and the BMW Vehicle Owner Trust 2004-A Form 8-K/A filed on August 27, 2004, file number 333-103795), (iii) the August 25, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on August 25, 2004, file number 333-103795 and the BMW Vehicle Owner Trust 2004-A Form 8-K/A filed on August 27, 2004, file number 333-103795), (iv) the September 27, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on September 28, 2004, file number 333-103795), (v) the October 25, 2004

Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on October 25, 2004, file number 333-103795), (vi) the November 26, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on November 29, 2004, file number 333-103795) and (vii) the December 27, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on December 27, 2004, file number 333-103795)

          Exhibit 31.1    Certification Pursuant to the Sarbanes-Oxley Act of
                          2002

          Exhibit 99.1    Annual Servicer Statement of Compliance

          Exhibit 99.2 Annual Statement of Independent Accountants Report for the Servicer

          Exhibit 99.3    Management Assertion

          (b)       EXHIBITS TO THIS REPORT ARE LISTED IN ITEM (15)(A)(3) ABOVE.

          (c)       NOT APPLICABLE.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BMW FS Securities LLC
                                              BMW Vehicle Owner Trust 2004-A

                            Signed: BMW Financial Services NA, LLC, as Servicer

Date: March 21, 2005                        By:  /s/ Joe Dynia
                                                   -----------------------------
                                                   Joe Dynia
                                                   Chief Financial Officer


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

31.1       Certification Pursuant to the Sarbanes-Oxley Act of 2002
99.1       Servicer's Annual Statement of Compliance
99.2       Servicer's Annual Independent Accountant's Report
99.3       Management Assertion