Form 10-K
period 2005-12-31
BMW Vehicle Owner Trust 2004-A; BMW FS SECURITIES LLC
filed 2006-03-29
CIK 1291369, 1136586

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

         NOT APPLICABLE.

PART IV

Item 15. Exhibits, Financial Statement Schedules

         (a) The following documents are filed as part of this report:

                  (1) Financial Statements:

                  NOT APPLICABLE.

                  (2) Financial Statement Schedules:

                  NOT APPLICABLE.

                  (3)  Exhibits:

                  Exhibit 20.1 Current Reports on Form 8-K filed during period covered by this report for (i) the January 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on January 27, 2005, file number 333-103795), (ii) the February 27, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on February 28, 2005, file number 333-103795), (iii) the March 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on March 25, 2005, file number 333-103795), (iv) the April 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on April 25, 2005, file number 333-103795), (v) the May 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on May 25, 2005, file number 333-103795), (vi) the June 27, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on June 27, 2005, file number 333-103795), (vii) the July 27, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on July 27, 2005, file number 333-103795), (viii) the August 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on August 25, 2005, file number 333-103795), (ix) the September 26, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on September 26, 2005, file number 333-103795), (x) the October 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on October 26, 2005, file number 333-103795), (xi) the November 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on November 28, 2005, file number 333-103795) and (xii) the December 27, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2004-A Form 8-K filed on December 28, 2005, file number 333-103795).

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

                                 BMW FS Securities LLC
                                 BMW Vehicle Owner Trust 2004-A

                                 Signed: BMW Financial Services NA, LLC, as
                                         Servicer

Date: March 29, 2006                     By: /s/ Kerstin Zerbst
                                             -----------------------------------
                                             Kerstin Zerbst
                                             Chief Financial Officer


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